Form 10-K
period 1999-12-31
FINANCIAL ASSET SEC INC MORT PART SECURITIES SER 1997-NAMC2
filed 2000-03-31
CIK 1043326

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                      FORM 10-K



                       Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1999

_______________________ or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
      Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   0-15483
    Financial Asset Securitization, Inc.
    Mortgage Particiapation Securities Series 1997NAMC2
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     XYes                No


                                        PART I

Item 2.  Properties
    Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
       There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
       There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity & Related Stockholder matters There are under 300 participants in the DTC system holding positions in the Cede certificates.
    The following were Noteholders and Certificateholders of record as of the end of the reporting year.
    Mortgage Participation Securites:
    Series 1997-2 NAMC 2 Class FXA-1  Cede & Co.
    Series 1997-2 NAMC 2 Class FXA-2  Cede & Co.
    Series 1997-2 NAMC 2 Class FXA-3  Redeem Reserve
                                      c/o Bank One
                                      One North State Street
                                      Chicago, IL 60602
    Series 1997-2 NAMC 2 Class FXA-4  Cede & Co.
    Series 1997-2 NAMC 2 Class FXA-5  Cede & Co.
    Series 1997-2 NAMC 2 Class FXA-6  Cede & Co.
    Series 1997-2 NAMC 2 Class FXA-7  Cede & Co.
    Series 1997-2 NAMC 2 Class FXA-8  Cede & Co.
    Series 1997-2 NAMC 2 Class FXA-9  Cede & Co.
    Series 1997-2 NAMC 2 Class FXA-10 Cede & Co.
    Series 1997-2 NAMC 2 Class FXA-11 Cede & Co.
    Series 1997-2 NAMC 2 Class FXP    The Bank of New York
                                      Attn:  Corp Trust/MBS Unit/DLJ 1998-C
                                      101 Barclay Street, Floor 12E
                                      New York, NY 10286
    Series 1997-2 NAMC 2 Class FXS    Cede & Co.
    Series 1997-2 NAMC 2 Class A-1    Redeem Reserve
                                      c/o Bank One
                                      One North State Street
                                      Chicago, IL 60602
    Series 1997-2 NAMC 2 Class A-2    Cede & Co.
    Series 1997-2 NAMC 2 Class A-3    Cede & Co.
    Series 1997-2 NAMC 2 Class A-4    Cede & Co.
    Series 1997-2 NAMC 2 Class A-5    Cede & Co.
    Series 1997-2 NAMC 2 Class A-6    Cede & Co.
    Series 1997-2 NAMC 2 Class A-7    Cede & Co.
    Series 1997-2 NAMC 2 Class A-8    Cede & Co.
    Series 1997-2 NAMC 2 Class P      Norwest Bank Minnesota
                                      11000 Broken Land Parkway
                                      Columbia, MD 21044
    Series 1997-2 NAMC 2 Class S      Cede & Co.
    Series 1997-2 NAMC 2 Class B-1    Cede & Co.
    Series 1997-2 NAMC 2 Class B-2    Cede & Co.
    Series 1997-2 NAMC 2 Class B-3    Cede & Co.
    Series 1997-2 NAMC 2 Class B-4    Norwest Bank MN N.A.
                                      Investors Building
                                      733 Marquette
                                      Minneapolis, MN 55479
    Series 1997-2 NAMC 2 Class B-5    The Bank of New York
                                      Attn:  Corp Trust/MBS Unit/LLAMA
                                      101 Barclay Street, Floor 12E
                                      New York, NY 10286
    Series 1997-2 NAMC 2 Class B-6    The Bank of New York
                                      Attn:  Corp Trust/MBS Unit/LLAMA
                                      101 Barclay Street, Floor 12E
                                      New York, NY 10286
    There is no established public trading market for the notes.

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

    (b)   Reports on Form 8-K
    The registrant hs filed Current Reports on Form 8-K with the Securities and Exchange Commision dated:
    January 25, 1999, February 25, 1999, March 25, 1999, April 26, 1999;
    May 25, 1999, June 25, 1999, July 26, 1999, August 25, 1999;
    September 27, October 25, 1999, November 26, 1999;
    and December 27, 1999.
    (c)    See (a) 3 above

    (d)    Not Applicable



                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Financial Asset Securitization, Inc.
Mortgage Participation Securities Series 1997-2 NAMC 2

    /s/  Richard Tarnas, Vice President
    Bank One



Date March 31, 2000


                        EXHIBIT INDEX

    Exhibit Number     Description
             99.1      Annual Summary Statement
             99.2      Annual Statement of Compliance
             99.3      Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1999

    Financial Asset Securitization, Inc.
    Mortgage Participation Securities Series 1997-2 NAMC 2
              Summary of Aggregate Amounts or End of Year Amounts

    Pool Balance                             68,570,064.35
    Principal          Collections           37,786,567.98
    Realized Loss                               329,748.32
    Interest           Collections            7,100,366.97
    Servicer           Fees                     221,630.29
    Trustee            Fees                           0.00




    Delinquent Report
                       Number         Stated Principal Bal
    30-59 days                      12         1,365,770.38
    60-89 days                       0                 0.00
    90+ days                        10         1,615,170.15





    Certificate        Balance        Interest        Principal
    Class FXA-1                  0.00            0.00          0.00
    Class FXA-2          1,733,625.00      138,690.00          0.00
    Class FXA-3                  0.00       21,218.70  2,823,120.29
    Class FXA-4          3,142,956.76      720,214.43 13,305,043.24
    Class FXA-5          4,545,000.00      349,965.00          0.00
    Class FXA-6          6,223,000.00      482,282.52          0.00
    Class FXA-7          1,400,000.00      111,999.96          0.00
    Class FXA-8          2,400,578.67      447,885.21  4,978,875.45
    Class FXA-9          7,272,000.00      527,220.00          0.00
    Class FXA-10         9,042,000.00      655,545.00          0.00
    Class FXA-11         2,178,000.00      157,905.00          0.00
    Class FXP              104,855.04            0.00     60,150.74
    Class FXS            3,352,857.65      320,865.85          0.00
    Class A-1                    0.00      120,855.04  8,658,444.90
    Class A-2              610,743.65      309,016.75  6,630,256.35
    Class A-3            2,173,000.00      168,407.52          0.00
    Class A-4            1,650,290.00      127,897.44          0.00
    Class A-5              244,243.73      213,420.37  6,114,908.28
    Class A-6            7,912,000.00      553,839.96          0.00
    Class A-7            2,283,000.00      159,810.00          0.00
    Class A-8            6,858,000.00      480,060.00          0.00
    Class P                370,105.42            0.00    199,793.22
    Class S                574,705.91       56,011.40          0.00
    Class B-1            6,933,131.32      549,472.87     66,999.62
    Class B-2            2,666,588.43      211,335.68     25,769.09
    Class B-3            1,493,289.35      118,347.97     14,430.69
    Class B-4            1,002,636.91       79,462.19      9,689.18
    Class B-5              533,317.48       42,267.13      5,153.82
    Class B-6              703,984.50       55,793.03      6,803.09


    To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
    To be supplied upon receipt by the Trustee